Form 10-Q
period 2026-09-30
SunocoCorp LLC
filed 2026-11-05
CIK 2089661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2026
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
(214) 981-0700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Liability Company Interests	SUNC	Texas Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 51,517,198 common units outstanding as of October 30, 2026.

SUNOCOCORP LLC
FORM 10-Q

Definitions
References to the “Company,” “SunocoCorp,” “we,” “us” and “our” refer to SunocoCorp LLC, including its consolidated subsidiary, Sunoco LP.
The terms “Partnership” or “Sunoco” should be understood to refer to Sunoco LP (TXSE: SUN) and its consolidated subsidiaries.
In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Burnaby Refinery	refinery located in Burnaby, British Columbia owned and operated by Sunoco LP, which was acquired in the Parkland Acquisition
Company Agreement	SunocoCorp’s Limited Liability Company Agreement
Credit Facility	Sunoco LP's $2.50 billion revolving credit facility, which matures in June 2030
Delta	Delta Petroleum Group (BVI) Limited, a subsidiary of Sunoco LP acquired on April 1, 2026
Energy Transfer	Energy Transfer LP (TXSE: ET)
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	United States Federal Energy Regulatory Commission
FIFO	first-in, first-out
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
Isla	Isla Dominicana de Petroleo Corporation
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
Parkland	Parkland Corporation, a subsidiary of the Partnership acquired on October 31, 2025
Parkland Acquisition	Sunoco's acquisition of Parkland completed on October 31, 2025
Partnership Agreement	Sunoco's Agreement of Limited Partnership
SARA	Societe Anonyme de la Raffinerie des Antilles refinery
SEC	United States Securities and Exchange Commission
Sunoco Series A Preferred Units	Sunoco LP's 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Sunoco Retail	Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP
SunocoCorp Manager	SunocoCorp Management LLC, the managing member of SunocoCorp
TanQuid	TanQuid GmbH & Co. KG, a subsidiary of Sunoco acquired on January 16, 2026
TXSE	Texas Stock Exchange

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCOCORP LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$760	$891
Accounts receivable, net	4,270	1,972
Accounts receivable from affiliates	57	—
Inventories, net	2,403	2,383
Other current assets	317	270
Total current assets	7,807	5,516

Property, plant and equipment	16,082	15,256
Accumulated depreciation	(2,544)	(1,848)
Property, plant and equipment, net	13,538	13,408
Other assets:
Operating lease right-of-use assets, net	1,541	1,449
Goodwill	3,123	3,026
Intangible assets, net	2,355	2,411
Other non-current assets	878	928
Investments in unconsolidated affiliates	1,607	1,624
Total assets	$30,849	$28,362

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,929	$2,485
Accounts payable to affiliates	641	331
Accrued expenses and other current liabilities	1,315	953
Operating lease current liabilities	185	211
Current maturities of long-term debt	7	17
Total current liabilities	6,077	3,997

Operating lease non-current liabilities	1,375	1,255
Long-term debt, net	13,156	13,372
Advances from affiliates	76	78
Deferred tax liabilities	1,141	1,135
Other non-current liabilities	584	512
Total liabilities	22,409	20,349

Commitments and contingencies (Note 13)

Equity:
Common unitholders (51,517,198 units issued and outstanding as of September 30, 2026 and December 31, 2025)	2,621	2,542
Accumulated other comprehensive loss	(63)	(6)
Total Member's Equity	2,558	2,536
Noncontrolling interests	5,882	5,477
Total equity	8,440	8,013
Total liabilities and equity	$30,849	$28,362

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCOCORP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025 (1)
REVENUES:
Sales revenue	$17,459	$5,685	$41,272	$15,582
Service revenue	523	316	1,577	929
Lease revenue	47	31	129	90
Total revenues	18,029	6,032	42,978	16,601
COSTS AND EXPENSES:
Cost of sales (excluding items shown separately below)	16,469	5,386	38,265	14,733
Operating expenses	327	162	1,038	450
General and administrative	147	51	461	140
Lease expense	56	19	165	54
Loss on disposal of assets and impairment charges	10	3	12	4
Depreciation, amortization and accretion	280	159	848	469
Total cost of sales and operating expenses	17,289	5,780	40,789	15,850
OPERATING INCOME	740	252	2,189	751
OTHER INCOME (EXPENSE):
Interest expense, net	(197)	(131)	(602)	(375)
Equity in earnings of unconsolidated affiliates	31	40	120	103
Loss on extinguishment of debt	(1)	(12)	(2)	(31)
Other, net	32	(1)	(59)	(2)
INCOME BEFORE INCOME TAXES	605	148	1,646	446
Income tax expense	133	11	296	16
NET INCOME	472	137	1,350	430
Less: Net income attributable to predecessor equity	—	137	—	430
Less: Net income attributable to noncontrolling interests	391	—	1,120	—
NET INCOME ATTRIBUTABLE TO MEMBERS	$81	$—	$230	$—

NET INCOME PER COMMON UNIT:
Basic	$1.57		$4.46
Diluted	$1.55		$4.42

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	51,517,198		51,517,198
Diluted	51,598,805		51,571,581

CASH DISTRIBUTION PER COMMON UNIT	$1.0148		$3.0070
(1) See Note 1 regarding change in reporting entity.
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCOCORP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025 (1)
Net income	$472	$137	$1,350	$430
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(18)	—	(57)	3
Actuarial loss related to pension and other postretirement benefit plans	—	—	—	(1)
Total other comprehensive income (loss)	(18)	—	(57)	2
Comprehensive income	454	137	1,293	432
Less: Comprehensive income attributable to predecessor equity	—	137	—	432
Less: Comprehensive income attributable to noncontrolling interests	391	—	1,120	—
Comprehensive income attributable to members	$63	$—	$173	$—
(1) See Note 1 regarding change in reporting entity.
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCOCORP LLC
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2025	$2,542	$(6)	$5,477	$8,013
Cash distributions to unitholders, including incentive distributions	(48)	—	(248)	(296)
Non-cash unit-based compensation	—	—	6	6
Other comprehensive loss, net of tax	—	(10)	—	(10)
Other	—	—	(6)	(6)
Net income	110	—	495	605
Balance, March 31, 2026	2,604	(16)	5,724	8,312
Cash distributions to unitholders, including incentive distributions	(51)	—	(209)	(260)
Non-cash unit-based compensation	—	—	7	7
Other comprehensive loss, net of tax	—	(29)	—	(29)
Net income	39	—	234	273
Balance, June 30, 2026	2,592	(45)	5,756	8,303
Cash distributions to unitholders, including incentive distributions	(52)	—	(272)	(324)
Non-cash unit-based compensation	—	—	7	7
Other comprehensive loss, net of tax	—	(18)	—	(18)
Net income	81	—	391	472
Balance, September 30, 2026	$2,621	$(63)	$5,882	$8,440

	Predecessor Equity	Total
Balance, December 31, 2024 (1)	$4,068	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	(159)
Non-cash unit-based compensation	4	4
Other comprehensive income, net of tax	1	1
Units issued in acquisition	5	5
Other	30	30
Net income	207	207
Balance, March 31, 2025 (1)	4,156	4,156
Cash distributions to unitholders, including incentive distributions	(163)	(163)
Non-cash unit-based compensation	5	5
Other comprehensive income, net of tax	1	1
Units issued in acquisition	13	13
Other	(1)	(1)
Net income	86	86
Balance, June 30, 2025 (1)	4,097	4,097
Cash distributions to unitholders, including incentive distributions	(166)	(166)
Non-cash unit-based compensation	5	5
Other comprehensive income, net of tax	—	—
Other	(5)	(5)
Net income, excluding amounts attributable to Sunoco Series A Preferred Units	133	133
Balance, September 30, 2025 (1)	$4,064	$4,064
(1) See Note 1 regarding change in reporting entity.
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCOCORP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025 (1)
OPERATING ACTIVITIES:
Net income	$1,350	$430
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	848	469
Amortization of deferred debt issuance costs	25	20
Loss on disposal of assets and impairment charges	12	4
Loss on extinguishment of debt	2	31
Other non-cash, net	(25)	28
Non-cash unit-based compensation expense	20	14
Deferred income tax expense	54	2
Inventory valuation adjustments	(445)	(31)
Loss on foreign currency exchange	94	—
Equity in earnings of unconsolidated affiliates	(120)	(103)
Distributions from unconsolidated affiliates	120	156
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	316	(220)
Net cash provided by operating activities	2,251	800
INVESTING ACTIVITIES:
Capital expenditures	(579)	(418)
TanQuid acquisition, net of cash acquired	(194)	—
Delta acquisition, net of cash acquired	(75)	—
Cash paid for other acquisitions	(87)	(189)
Contributions to unconsolidated affiliates	(40)	(57)
Distributions from unconsolidated affiliates in excess of cumulative earnings	55	59
Proceeds from disposal of property, plant and equipment	—	11
Net cash used in investing activities	(920)	(594)
FINANCING ACTIVITIES:
Senior notes borrowings	1,200	2,900
Senior notes repayments	(1,878)	(632)
Credit Facility borrowings	2,917	2,081
Credit Facility repayments	(2,806)	(2,284)
GoZone bond repayment	—	(75)
Loan origination costs	(15)	(36)
Series A Preferred Units issuance	—	1,473
Cash distributions to predecessor equity, including incentive distributions	—	(488)
Cash distributions to noncontrolling interests	(729)	—
Cash distributions to common unitholders	(151)	—
Net cash (used in) provided by financing activities	(1,462)	2,939
Net change in cash and cash equivalents	(131)	3,145
Cash and cash equivalents, beginning of period	891	94
Cash and cash equivalents, end of period	$760	$3,239
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
SunocoCorp is a Texas publicly traded limited liability company that owns a direct limited partnership interest in Sunoco in the form of Sunoco Class D Units, representing limited partner interests in Sunoco (“Class D Units”), all of which are held by SunocoCorp. SunocoCorp’s only cash-generating asset is its investment in all of Sunoco's Class D Units. SunocoCorp is managed by SunocoCorp Manager, which is controlled by Energy Transfer.
Sunoco is a Texas master limited partnership. Sunoco is managed by Sunoco GP, which is owned by Energy Transfer. SunocoCorp currently holds the rights to appoint and remove the directors of the Sunoco GP Board. As of September 30, 2026, Energy Transfer owned 100% of the membership interest in Sunoco GP, 28,463,967 Sunoco Common Units and all of Sunoco’s IDRs.
Sunoco is primarily engaged in energy infrastructure and fuel distribution across 33 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 170 terminals. Our fuel distribution operations have the capacity to distribute over 17 billion gallons annually (including Sunoco's most recent acquisition) to approximately 11,000 Sunoco and partner-branded retail locations, as well as independent dealers and commercial customers.
The consolidated financial statements of SunocoCorp presented herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate Sunoco, as discussed below in “Change in Reporting Entity.” All significant intercompany transactions and accounts are eliminated in consolidation.
The operations of certain pipelines and terminals in which Sunoco owns an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.
Change in Reporting Entity
SunocoCorp was previously named NuStar GP Holdings, LLC and was a consolidated subsidiary of Sunoco. SunocoCorp’s name was changed in 2025 in anticipation of the restructuring changes that occurred in connection with the Parkland Acquisition. Upon the consummation of the Parkland Acquisition, SunocoCorp became the primary beneficiary of Sunoco based on (i) SunocoCorp’s rights to appoint and remove the directors of the Sunoco GP Board and (ii) SunocoCorp’s economic interest in Sunoco held via 100% of the Sunoco Class D Units; accordingly, management concluded that SunocoCorp should consolidate Sunoco. Given SunocoCorp’s consolidation of its previous parent (Sunoco) upon the consummation of the Parkland Acquisition, management of the Company concluded that the restructuring constituted a change in reporting entity under Accounting Standards Codification Topic 250 (“ASC 250”), because the consolidated financial statements of the Company are, in effect, the statements of a different reporting entity. Accordingly, the Company’s consolidated financial statements prior to the Parkland Acquisition have been retrospectively restated to reflect the consolidation of Sunoco for all periods, and Sunoco’s equity prior to the Parkland Acquisition is reflected as “predecessor equity” in the Company’s consolidated financial statements for those periods.
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
Significant Accounting Policies
As of September 30, 2026, there have been no changes in the Company's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $82 million and $43 million for the three months ended September 30, 2026 and 2025, respectively, and $351 million and $107 million for the nine months ended September 30, 2026 and 2025, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
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
Offen Acquisition
On October 27, 2026, the Partnership completed the previously announced acquisition of Offen Petroleum, whereby Sunoco Retail, a wholly owned corporate subsidiary of the Partnership, acquired all the equity interests of Offen Parent, LLC, the parent company of Offen Petroleum Holdings, LLC, in an all-cash transaction for approximately $600 million, plus working capital adjustments. Offen Petroleum operates a U.S.-based fuel distribution network delivering approximately 2.5 billion gallons annually, serving approximately 7,000 customers and over 800 retail stations across the Midwest, Mountain West, and Southwest regions of the U.S.
The acquisition will be recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management, with the assistance of a third-party valuation specialist, is in the process of determining the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions.
Management expects that the purchase price will primarily be allocated to property, plant and equipment, intangible assets, and goodwill; however, as of the date these financial statements were issued, management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value between line items on the consolidated balance sheet, potentially impacting deferred tax balances and/or goodwill.
Other Acquisitions
In the first, second and third quarters of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million, $22 million and $15 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
4.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in the reconciliation of net income to net cash provided by operating activities is comprised as follows:

	Nine Months Ended September 30,
	2026	2025
Accounts receivable, net	$(2,313)	$(157)
Accounts receivable from affiliates	(58)	—
Inventories, net	414	(44)
Other assets	299	(18)
Accounts payable	1,479	(149)
Accounts payable to affiliates	313	3
Accrued expenses and other current liabilities	340	65
Other non-current liabilities	(158)	80
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$316	$(220)
Non-cash investing and financing activities and supplemental cash flow information:

	Nine Months Ended September 30,
	2026	2025
Units issued in connection with acquisitions	$—	$18
Lease assets obtained in exchange for new lease liabilities	170	93
Interest paid	573	281

5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2026	December 31, 2025
Accounts receivable, trade	$3,597	$1,686
Credit card receivables	50	42
Other receivables	670	286
Allowance for expected credit losses	(47)	(42)
Accounts receivable, net	$4,270	$1,972
6.Inventories, net
Fuel inventories included balances stated at the lower of cost or market using the LIFO method, except for certain fuel inventories in the Caribbean, as discussed below. As of September 30, 2026 and December 31, 2025, the Partnership’s fuel inventory balance included lower of cost or market reserves of nil and $472 million, respectively. At September 30, 2026, the replacement cost of our fuel inventories accounted for using the LIFO method exceeded the carrying value by approximately $395 million.
For the three months ended September 30, 2026 and 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $19 million and $10 million, respectively, which increased net income. For the nine months ended September 30, 2026 and 2025, the Partnership’s cost of sales included favorable inventory valuation adjustments of $445 million and $31 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	September 30, 2026	December 31, 2025
Fuel	$2,209	$2,178
Other	194	205
Inventories, net	$2,403	$2,383
During the three months ended March 31, 2026, the Partnership reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of sales if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.54 per common unit (excluding any income tax impact or any assumed changes to distributions) for the nine months ended September 30, 2026, with no impact to the three months ended September 30, 2026. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs; consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.
Certain of the Partnership’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $179 million and $88 million as of September 30, 2026 and December 31, 2025, respectively.
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
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
J.C. Nolan	$118	$121
ET-S Permian	1,147	1,161
SARA	134	141
Isla	178	171
Other	30	30
Total	$1,607	$1,624
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
J.C. Nolan	$3	$2	$6	$5
ET-S Permian	25	38	104	98
SARA	2	—	5	—
Isla	2	—	7	—
Other	(1)	—	(2)	—
Total equity in earnings of unconsolidated affiliates	$31	$40	$120	$103
The following tables present selected balance sheet and income statement data (unaudited) for ET-S Permian (on a 100% basis):

	September 30, 2026	December 31, 2025
Current assets	$127	$122
Property, plant and equipment, net	3,358	3,333
Other assets	353	308
Total assets	$3,838	$3,763

Current liabilities	$271	$159
Non-current liabilities	31	31
Equity	3,536	3,573
Total liabilities and equity	$3,838	$3,763

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (1)	$7,392	$5,735	$23,581	$14,827
Operating income	77	119	322	308
Net income	77	118	321	303
(1)    Includes transactions with affiliates of $7.31 billion and $5.65 billion for the three months ended September 30, 2026 and 2025, respectively, and $23.31 billion and $14.55 billion for the nine months ended September 30, 2026 and 2025, respectively.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Wage and other employee-related accrued expenses	$130	$92
Accrued tax expense	308	187
Accrued insurance expense	7	37
Accrued interest expense	198	183
Dealer deposits	22	21
Accrued capital expenditures	57	46
Accrued environmental expense	31	10
Contract liabilities	90	102
Other	472	275
Total	$1,315	$953

9.Debt Obligations
Our consolidated debt obligations, all of which are attributable to Sunoco or its subsidiaries, consisted of the following:

	September 30, 2026	December 31, 2025
Credit Facility	$111	$—
6.000% senior notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (1)	—	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027 (2)	550	550
5.875% senior notes due 2027 (2)	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028 (1)	—	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	383	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	597	233
Net unamortized premiums, discounts and fair value adjustments	—	2
Deferred debt issuance costs	(80)	(83)
Total debt	13,163	13,389
Less: current maturities	7	17
Total long-term debt, net	$13,156	$13,372
(1)    These senior notes were redeemed during the nine months ended September 30, 2026. See additional information under “Recent Transactions.”
(2)     As of September 30, 2026, $1.05 billion aggregate principal amount of senior notes due before September 30, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In August 2026, the Partnership redeemed all of its outstanding 6.000% CAD senior notes due 2028.
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
The following table summarizes the GoZone Bonds outstanding as of September 30, 2026:

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
Credit Facility
The Partnership's $2.50 billion Credit Facility matures on June 17, 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon Sunoco's written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of September 30, 2026, the Credit Facility had $111 million outstanding borrowings, substantially all of which were CAD-denominated, and $84 million in standby letters of credit. The unused availability on the Credit Facility as of September 30, 2026 was $2.30 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.35%. The Partnership was in compliance with all financial covenants as of September 30, 2026. The Partnership's net leverage ratio was 3.5 to 1.00 at September 30, 2026.
Receivables Financing Agreement
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period. As of September 30, 2026, this facility had no outstanding borrowings. On October 8, 2026, pursuant to a payoff letter with PNC Bank, National Association, as administrative agent, the receivables financing agreement and the related transaction documents were terminated and all related security interests and liens were released.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2026 were $12.88 billion and $13.16 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $13.52 billion and $13.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.

10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Asset retirement obligations	$214	$254
Accrued environmental expense, long-term	182	158
Contract liabilities	33	23
Other	155	77
Total	$584	$512
11.Related Party Transactions
Sunoco is party to fee-based commercial agreements with various affiliates for pipeline, terminalling and storage services. Sunoco also has agreements with subsidiaries of Energy Transfer and unconsolidated affiliates of Sunoco for the purchase and sale of fuel. Additionally, under our Company Agreement and Sunoco’s Partnership Agreement, respectively, SunocoCorp Manager and Sunoco GP do not receive a management fee or other compensation for their roles as the managing member of SunocoCorp and general partner of Sunoco, respectively. However, SunocoCorp Manager and Sunoco GP are reimbursed for all expenses incurred on our and Sunoco’s behalf, respectively. These expenses include shared service fees, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us and Sunoco, as provided for in our Company Agreement and Sunoco’s Partnership Agreement, respectively. There is no cap on the amount that may be paid or reimbursed to SunocoCorp Manager or Sunoco GP.
Summary of Related Party Transactions
Related party transactions for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Motor fuel sales to affiliates	$398	$8	$884	$15
Bulk fuel purchases from affiliates	774	290	1,760	907
Expense reimbursement	12	11	36	32
12.Revenue
The following table depicts the disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fuel	$17,225	$5,638	$40,487	$15,436
Non-fuel	268	73	864	215
Lease income	47	31	129	90
Pipeline throughput	175	165	537	486
Terminal throughput	42	29	123	87
Refinery	117	—	398	—
Other	155	96	440	287
Total revenues	$18,029	$6,032	$42,978	$16,601

Contract Balances with Customers
The following table presents the opening and closing balances of the Partnership’s contract assets for the periods presented:

	Contract Assets	Accounts receivable from contracts with customers
December 31, 2025	$480	$1,686
September 30, 2026	591	3,600
Increase	$111	$1,914

December 31, 2024	$288	$1,084
September 30, 2025	344	1,246
Increase	$56	$162
The following tables summarize the consolidated activity of the Partnership's contract liabilities for the periods presented:

Contract Liabilities
Balance, December 31, 2025	$125
Additions	79
Revenue recognized	(81)
Balance, September 30, 2026	$123

Contract Liabilities
Balance, December 31, 2024	$39
Additions	17
Revenue recognized	(19)
Balance, September 30, 2025	$37
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of September 30, 2026:

		Remaining Performance Obligations
2026	(remaining)	$123
2027		355
2028		237
2029		273
2030		247
Thereafter		803
Total		$2,038
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $17 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $51 million and $28 million for the nine months ended September 30, 2026 and 2025, respectively.

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
Environmental Remediation
Sunoco is subject to various federal, state, provincial and local environmental laws and regulations and makes financial expenditures in order to comply with regulations governing its operations adopted by federal, state, provincial and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the United States Environmental Protection Agency has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State, provincial or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, imposes strict, joint and several liability on current and former owners and operators of contaminated facilities and on parties that transported or arranged for the transport or disposal of hazardous substances at a facility. Additionally, with respect to the Burnaby Refinery, the federal Storage Tank Systems for Petroleum Products and Allied Petroleum Products Regulations impose technical standards for design, installation, operation and removal of federally regulated tanks.
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
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites and at various waste disposal sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. The table below reflects recorded estimated undiscounted liabilities for these sites which are classified as accrued expenses, other current liabilities and other non-current liabilities.

	September 30, 2026	December 31, 2025
Current	$31	$10
Non-current	182	158
Total environmental liabilities	$213	$168
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
14.Equity
SunocoCorp Common Units
As of September 30, 2026 and December 31, 2025, the Company had 51,517,198 common units outstanding.
Predecessor Equity
Prior to the closing of the Parkland Acquisition, all of Sunoco’s equity, including noncontrolling interest, is reflected as “predecessor equity” in the Company’s consolidated financial statements, as discussed in Note 1.

Noncontrolling Interest
The following table presents the total number of units outstanding for each class of Sunoco's equity at period end:

	September 30, 2026	December 31, 2025
Sunoco Common Units	136,896,738	136,866,854
Sunoco Class C Units	16,410,780	16,410,780
Sunoco Class D Units	51,517,198	51,517,198
Sunoco Series A Preferred Units	1,500,000	1,500,000
Subsequent to the closing of the Parkland Acquisition, Sunoco’s outstanding equity, other than the Class D Units which are 100% owned by the Company, is reflected as noncontrolling interest on the Company’s consolidated financial statements.
As of September 30, 2026, Energy Transfer and its subsidiaries owned 28,463,967 Sunoco common units, which constitutes a 13.9% limited partnership interest in the Partnership. As of September 30, 2026, Sunoco’s wholly owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partnership interests in the Partnership (the “Class C Units”).
Cash Distributions on SunocoCorp Common Units
Our Company Agreement sets forth the Company’s policy for paying regular quarterly cash distributions.
Cash distributions declared and/or paid with respect to SunocoCorp common units subsequent to December 31, 2025 were as follows:

			Common Unitholders
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units
December 31, 2025	February 6, 2026	February 19, 2026	$0.9317	$48
March 31, 2026	May 8, 2026	May 20, 2026	0.9899	51
June 30, 2026	August 7, 2026	August 19, 2026	1.0023	52
September 30, 2026	November 6, 2026	November 19, 2026	1.0148	52
Sunoco Cash Distributions
Sunoco's Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions declared and/or paid with respect to Sunoco common units and Class D Units subsequent to December 31, 2025 were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units	Distributions on Class D Units	Distribution to IDR Holders
December 31, 2025	February 6, 2026	February 19, 2026	$0.9317	$128	$48	$60
March 31, 2026	May 8, 2026	May 20, 2026	0.9899	136	51	71
June 30, 2026	August 7, 2026	August 19, 2026	1.0023	137	52	74
September 30, 2026	November 6, 2026	November 19, 2026	1.0148	139	52	76
Cash distributions with respect to Sunoco Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.375
September 1, 2026	September 18, 2026	39.375
Accumulated Other Comprehensive Loss
The following table presents the components of AOCI, net of tax:

	September 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(63)	$(6)
Total AOCI included in member's equity, net of tax	$(63)	$(6)

15.Segment Reporting
Description of Segments
Our consolidated financial statements reflect four reportable segments: Fuel Distribution, Pipeline Systems, Terminals and Refinery.
Fuel Distribution. Our Fuel Distribution segment supplies fuel to customers that include independently operated dealer and distributor stations, commission agent operators and commercial businesses. In addition, we supply our directly operated convenience retail facilities. Our Fuel Distribution segment also includes income from the Partnership’s properties that are leased, in addition to credit card services, franchise royalties and retail operations in North America and the Greater Caribbean.
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
Segment Operating Results
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, certain foreign currency transaction gains and losses and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory; these amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
The following tables present financial information by segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Fuel Distribution
Revenues from external customers	$17,540	$5,742	$41,480	$15,741
Intersegment revenues	706	8	1,610	30
	18,246	5,750	43,090	15,771
Pipeline Systems
Revenues from external customers	192	185	588	539
Intersegment revenues	7	14	16	16
	199	199	604	555
Terminals
Revenues from external customers	180	105	512	321
Intersegment revenues	476	250	1,149	716
	656	355	1,661	1,037
Refinery
Revenues from external customers	117	—	398	—
Intersegment revenues	853	—	2,217	—
	970	—	2,615	—
Eliminations	(2,042)	(272)	(4,992)	(762)
Total	$18,029	$6,032	$42,978	$16,601

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales:
Fuel Distribution	$17,322	$5,421	$40,039	$14,819
Pipeline Systems	14	10	40	9
Terminals	448	227	1,028	667
Refinery	727	—	2,150	—
Eliminations	(2,042)	(272)	(4,992)	(762)
Total	$16,469	$5,386	$38,265	$14,733

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$257	$83	$831	$229
Pipeline Systems	50	52	153	141
Terminals	73	45	211	130
Refinery	—	—	—	—
Total	$380	$180	$1,195	$500

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$108	$27	$352	$73
Pipeline Systems	14	13	40	33
Terminals	13	7	36	24
Refinery	8	—	21	—
Total	$143	$47	$449	$130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other (1):
Fuel Distribution	$36	$(13)	$312	$(8)
Pipeline Systems	(45)	(58)	(164)	(159)
Terminals	—	1	44	4
Refinery	(3)	—	(12)	—
Total	$(12)	$(70)	$180	$(163)
(1)    Other by segment includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Fuel Distribution	$523	$232	$1,556	$658
Pipeline Systems	166	182	535	531
Terminals	122	75	342	212
Refinery	238	—	456	—
Total	$1,049	$489	$2,889	$1,401

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$472	$137	$1,350	$430
Depreciation, amortization and accretion	280	159	848	469
Interest expense, net	197	131	602	375
Non-cash unit-based compensation expense	7	5	20	14
Loss on disposal of assets and impairment charges	10	3	12	4
Loss on extinguishment of debt	1	12	2	31
Unrealized (gains) losses on commodity derivatives	(57)	15	(7)	7
Inventory valuation adjustments	(19)	(10)	(445)	(31)
Equity in earnings of unconsolidated affiliates	(31)	(40)	(120)	(103)
Adjusted EBITDA related to unconsolidated affiliates	56	58	200	159
Other non-cash adjustments	—	8	131	30
Income tax expense	133	11	296	16
Adjusted EBITDA (consolidated)	$1,049	$489	$2,889	$1,401
16.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$472	$137	$1,350	$430
Less: Net income attributable to predecessor equity	—	137	—	430
Less: Net income attributable to noncontrolling interests	391	—	1,120	—
Common Unitholders' interest in net income	$81	$—	$230	$—
Basic Income per Common Unit:
Weighted average common units - basic	51,517,198		51,517,198
Basic income per common unit	$1.57		$4.46
Diluted Income per Common Unit:
Common Unitholders' interest in net income	$81		$230
Dilutive effect of equity-based compensation of subsidiary (1)	1		2
Diluted income attributable to Common Unitholders	$80		$228
Weighted average common units - basic	51,517,198		51,517,198
Dilutive effect of unvested phantom unit awards	81,607		54,383
Weighted average common units - diluted	51,598,805		51,571,581
Diluted income per common unit	$1.55		$4.42
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
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
On a consolidated basis, the Partnership had derivative positions on 4.5 million barrels with an aggregate unrealized gain of $23 million at September 30, 2026. As of September 30, 2026, the Partnership's interest rate swap derivative positions had a fair value of $8 million and were classified within Level 2 of the fair value hierarchy.

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of sales	$58	$(6)	$61	$22
Interest rate derivatives	Other, net	6	—	8	—
Total		$64	$(6)	$69	$22
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type (1)	September 30, 2026
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$216
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with the Partnership's acquisition of TanQuid in 2026, with a notional amount of €191 million ($216 million).

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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration and foreign governments, continued hostilities in the Middle East, including the Israel-Hamas conflict, conflict with Iran and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, including most recently in Venezuela, Central America and China and acts of terrorism or sabotage;
•the fact that Sunoco is not fully insured against all risks incident to its business;
•dangers inherent in the storage and transportation of motor fuel;
•our ability to manage growth and/or control costs;
•Sunoco's ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to its financial results and to successfully integrate acquired businesses;
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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
SunocoCorp is a Texas publicly traded limited liability company that owns a direct limited partnership interest in Sunoco in the form of Sunoco Class D Units, all of which are held by SunocoCorp. SunocoCorp’s only cash-generating asset is its investment in all of Sunoco's Class D Units. SunocoCorp is managed by SunocoCorp Manager, which is controlled by Energy Transfer.
Sunoco is a Texas master limited partnership. Sunoco is managed by Sunoco GP, which is owned by Energy Transfer. SunocoCorp currently holds the rights to appoint and remove the directors of the Sunoco GP Board. As of September 30, 2026, Energy Transfer owned 100% of the membership interest in Sunoco GP, 28,463,967 Sunoco Common Units and all of Sunoco’s IDRs.
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
Offen Acquisition
On October 27, 2026, the Partnership completed the previously announced acquisition of Offen Petroleum, whereby Sunoco Retail, a wholly owned corporate subsidiary of the Partnership, acquired all the equity interests of Offen Parent, LLC, the parent company of Offen Petroleum Holdings, LLC, in an all-cash transaction for approximately $600 million, plus working capital adjustments. Offen Petroleum operates a U.S.-based fuel distribution network delivering approximately 2.5 billion gallons annually, serving approximately 7,000 customers and over 800 retail stations across the Midwest, Mountain West, and Southwest regions of the U.S.
Other Acquisitions
In the first, second and third quarters of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million, $22 million and $15 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
Regulatory Update
OECD Pillar Two Global Minimum Tax
The Parkland Acquisition brought Sunoco into the scope of the Pillar Two global minimum tax regime. Several jurisdictions in which Sunoco now operates have enacted legislation implementing the Organization for Economic Co-operation and Development (“OECD”) Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two during the nine months ended September 30, 2026.
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
Interstate Common Carrier Regulation
In December 2020, the FERC issued an order setting the indexed rate at the Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. The FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, the FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with the FERC, which was denied by the FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that the FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the FERC reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, the FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then-effective index by one percent.

On November 20, 2025, the FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG plus 0.78% index established in its December 17, 2020 order will remain in effect through June 30, 2026. On the same day, the FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the period of March 1, 2022 to September 17, 2024 (the “Locked-In Period”), when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. On October 15, 2026, in response to requests for clarification, the FERC issued an order clarifying that pipelines that charged less than the maximum rate during the Locked-In Period may also recover remedial amounts in certain circumstances, and that pipelines eligible for remedial relief may collect interest on those amounts. The FERC also denied a motion to stay the Remedial Relief Order pending judicial review. Court appeals of the Remedial Relief Order remain pending.
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use PPI-FG minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The 2026 Index NOPR proceeded through the standard notice-and-comment process, with comments submitted in late 2025 and early 2026.
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
Regulation of Intrastate Crude Oil and Products Pipelines
In addition to federal oversight, various states, including Colorado, Kansas, Louisiana, North Dakota and Texas, maintain commissions focused on the rates and practices of common carrier pipelines offering services within their borders. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be just, reasonable and nondiscriminatory.
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
Key Measure Used to Evaluate and Assess Our Business
Adjusted EBITDA, as used throughout this document, is defined as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, certain foreign currency transaction gains and losses and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory; these amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
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
Results of Operations
Change in Reporting Entity
SunocoCorp was previously named NuStar GP Holdings, LLC and was a consolidated subsidiary of Sunoco. SunocoCorp’s name was changed in 2025 in anticipation of the restructuring changes that occurred in connection with the Parkland Acquisition. Upon the consummation of the Parkland Acquisition, SunocoCorp became the primary beneficiary of Sunoco based on (i) SunocoCorp’s rights to appoint and remove the directors of the Sunoco GP Board and (ii) SunocoCorp’s economic interest in Sunoco held via 100% of the Sunoco Class D Units; accordingly, management concluded that SunocoCorp should consolidate Sunoco. Given SunocoCorp’s consolidation of its previous parent (Sunoco) upon the consummation of the Parkland Acquisition, management of the Company concluded that the restructuring constituted a change in reporting entity under Accounting Standards Codification Topic 250 (“ASC 250”), because the consolidated financial statements of the Company are, in effect, the statements of a different reporting entity. Accordingly, the Company’s consolidated financial statements prior to the Parkland Acquisition have been retrospectively restated to reflect the consolidation of Sunoco for all periods, and Sunoco’s equity prior to the Parkland Acquisition is reflected as “predecessor equity” in the Company’s consolidated financial statements for those periods. Accordingly, the results of operations included herein also reflect the consolidation of Sunoco for all periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Segment Adjusted EBITDA:
Fuel Distribution	$523	$232	$291	$1,556	$658	$898
Pipeline Systems	166	182	(16)	535	531	4
Terminals	122	75	47	342	212	130
Refinery	238	—	238	456	—	456
Adjusted EBITDA (consolidated)	$1,049	$489	$560	$2,889	$1,401	$1,488

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$472	$137	$335	$1,350	$430	$920
Depreciation, amortization and accretion	280	159	121	848	469	379
Interest expense, net	197	131	66	602	375	227
Non-cash unit-based compensation expense	7	5	2	20	14	6
Loss on disposal of assets and impairment charges	10	3	7	12	4	8
Loss on extinguishment of debt	1	12	(11)	2	31	(29)
Unrealized (gains) losses on commodity derivatives	(57)	15	(72)	(7)	7	(14)
Inventory valuation adjustments	(19)	(10)	(9)	(445)	(31)	(414)
Equity in earnings of unconsolidated affiliates	(31)	(40)	9	(120)	(103)	(17)
Adjusted EBITDA related to unconsolidated affiliates	56	58	(2)	200	159	41
Other non-cash adjustments	—	8	(8)	131	30	101
Income tax expense	133	11	122	296	16	280
Adjusted EBITDA (consolidated)	$1,049	$489	$560	$2,889	$1,401	$1,488
Net Income. For the three and nine months ended September 30, 2026 compared to the same periods last year, net income increased by $335 million and $920 million, or approximately 245% and 214%, respectively, primarily due to higher Segment Adjusted EBITDA from our fuel distribution, terminals and refinery segments, with the most significant increases driven by the Parkland Acquisition and other acquisitions; these increases were partially offset by increases in depreciation, amortization and accretion and interest expense. These increases and decreases are discussed further below.
Adjusted EBITDA (consolidated). For the three and nine months ended September 30, 2026 compared to the same periods last year, Adjusted EBITDA increased primarily due to the Parkland Acquisition and other acquisitions.
Additional information on changes impacting net income and comprehensive income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2026 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three and nine months ended September 30, 2026 compared to the same periods last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three and nine months ended September 30, 2026 compared to the same periods last year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the Parkland Acquisition.
Loss on Extinguishment of Debt. For the three and nine months ended September 30, 2025, loss on extinguishment of debt was primarily due to the termination of bridge financing related to the Parkland Acquisition.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2026 and 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $19 million and $10 million, respectively, which increased net income. For the nine months ended September 30, 2026 and 2025, the Partnership’s cost of sales included favorable inventory valuation adjustments of $445 million and $31 million, respectively, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Income Tax Expense. For the three and nine months ended September 30, 2026 compared to the same periods last year, income tax expense increased primarily due to increased corporate earnings from recent acquisitions. Some of the recent acquisitions have subsidiaries that operate in foreign jurisdictions where those subsidiaries are subject to statutory income tax rates that are higher than the U.S. federal corporate income tax rate. Additionally, the income tax expense from those recent acquisitions was further increased due to the non-deductibility of a portion of foreign currency exchange losses in certain Canadian subsidiaries and losses incurred in certain foreign subsidiaries that operate in foreign jurisdictions that do not impose a corporate income tax.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Equity in earnings (losses) of unconsolidated affiliates:
J.C. Nolan	$3	$2	$1	$6	$5	$1
ET-S Permian	25	38	(13)	104	98	6
SARA	2	—	2	5	—	5
Isla	2	—	2	7	—	7
Other	(1)	—	(1)	(2)	—	(2)
Total	$31	$40	$(9)	$120	$103	$17

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$3	$3	$—	$10	$9	$1
ET-S Permian	42	55	(13)	154	150	4
SARA	5	—	5	16	—	16
Isla	5	—	5	17	—	17
Other	1	—	1	3	—	3
Total	$56	$58	$(2)	$200	$159	$41

Distributions received from unconsolidated affiliates:
J.C. Nolan	$2	$2	$—	$8	$7	$1
ET-S Permian	44	49	(5)	152	208	(56)
SARA	—	—	—	8	—	8
Isla	3	—	3	7	—	7
Other	—	—	—	—	—	—
Total	$49	$51	$(2)	$175	$215	$(40)
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
The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Fuel Distribution segment profit	$924	$329	$595	$3,051	$952	$2,099
Pipeline Systems segment profit	185	189	(4)	564	546	18
Terminals segment profit	208	128	80	633	370	263
Refinery segment profit	243	—	243	465	—	465
Total segment profit	1,560	646	914	4,713	1,868	2,845
Depreciation, amortization and accretion, excluding corporate and other	279	159	120	844	468	376
Gross profit	$1,281	$487	$794	$3,869	$1,400	$2,469
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

Fuel Distribution

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026		2025		Change		2026		2025		Change
Motor fuel gallons sold (millions)	4,197		2,295		1,902		12,118		6,570		5,548
Motor fuel profit cents per gallon (1)	16.8	¢	10.7	¢	6.1	¢	16.9	¢	10.9	¢	6.0	¢
Fuel profit	$723		$254		$469		$2,453		$742		$1,711
Non-fuel profit	154		44		110		469		120		349
Lease profit	47		31		16		129		90		39
Fuel Distribution segment profit	$924		$329		$595		$3,051		$952		$2,099
Unrealized (gains) losses on commodity risk management activities	(55)		15		(70)		(5)		7		(12)
Expenses, excluding non-cash unit-based compensation expense (2)	(365)		(110)		(255)		(1,183)		(302)		(881)
Adjusted EBITDA related to unconsolidated affiliates	6		—		6		20		—		20
Inventory valuation adjustments	(19)		(9)		(10)		(399)		(27)		(372)
Other	32		7		25		72		28		44
Segment Adjusted EBITDA	$523		$232		$291		$1,556		$658		$898
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, volumes increased primarily due to the Parkland Acquisition.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $515 million in segment profit (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland Acquisition and other acquisitions; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to investments acquired in the Parkland Acquisition; partially offset by
•an increase of $255 million in expenses primarily due to the Parkland Acquisition.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $1.72 billion in segment profit (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland Acquisition and other acquisitions, as well as a favorable impact from a one-time gain on sale of inventory in the first quarter of the current year; and
•an increase of $20 million in Adjusted EBITDA related to unconsolidated affiliates due to investments acquired in the Parkland Acquisition; partially offset by
•an increase of $881 million in expenses primarily due to the Parkland Acquisition.

Pipeline Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Pipelines throughput (thousand barrels per day)	1,333	1,296	37	1,323	1,262	61
Pipeline Systems segment profit	$185	$189	$(4)	$564	$546	$18
Expenses, excluding non-cash unit-based compensation expense (1)	(64)	(65)	1	(193)	(174)	(19)
Adjusted EBITDA related to unconsolidated affiliates	45	58	(13)	164	159	5
Segment Adjusted EBITDA	$166	$182	$(16)	$535	$531	$4
(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, the increase in throughput volumes reflected the impact of modest growth across most pipeline systems.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment decreased due to the net impact of the following:
•a decrease of $4 million in segment profit primarily due to prior period contract deficiency payments; and
•a decrease of $13 million in Adjusted EBITDA related to ET-S Permian; partially offset by
•a decrease of $1 million in expenses primarily due to lower maintenance costs and repairs.
For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•an increase of $18 million in segment profit primarily due to increased throughput driven by modest growth, along with a regulatory order impacting prior period rates; and
•an increase of $5 million in Adjusted EBITDA related to ET-S Permian; partially offset by
•an increase of $19 million in expenses primarily due to higher maintenance costs, utility costs and corporate allocations.
Terminals

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Throughput (thousand barrels per day)	1,040	683	357	1,045	668	377
Terminals segment profit	$208	$128	$80	$633	$370	$263
Expenses, excluding non-cash unit-based compensation expense (1)	(86)	(52)	(34)	(247)	(154)	(93)
Inventory valuation adjustments	—	(1)	1	(44)	(4)	(40)
Segment Adjusted EBITDA	$122	$75	$47	$342	$212	$130
(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•an increase of $81 million in segment profit (excluding inventory valuation adjustments) primarily due to the acquisitions of Parkland and TanQuid, as well as improvement in our transmix business performance; partially offset by
•an increase of $34 million in expenses primarily due to the acquisitions of Parkland and TanQuid.

For the nine months ended September 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•an increase of $223 million in segment profit (excluding inventory valuation adjustments) primarily due to the acquisitions of Parkland and TanQuid, as well as improvement in our transmix business performance; partially offset by
•an increase of $93 million in expenses primarily due to the acquisitions of Parkland and TanQuid.
Refinery

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Crude utilization	99%	—%	99%	78%	—%	78%
Composite utilization	105%	—%	105%	83%	—%	83%
Crude throughput (thousand barrels per day)	54	—	54	43	—	43
Bio-feedstock throughput (thousand barrels per day)	3	—	3	2	—	2
Refinery segment profit (1)	$243	$—	$243	$465	$—	$465
Unrealized gains on commodity risk management activities	(2)	—	(2)	(2)	—	(2)
Expenses, excluding non-cash unit-based compensation expense (2)	(8)	—	(8)	(21)	—	(21)
Adjusted EBITDA related to unconsolidated affiliates	5	—	5	16	—	16
Inventory valuation adjustments	—	—	—	(2)	—	(2)
Segment Adjusted EBITDA	$238	$—	$238	$456	$—	$456
(1)    Includes $47 million and $158 million of production costs, supply and logistics, and terminal operating costs for the three and nine months ended September 30, 2026, respectively.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and nine months ended September 30, 2026 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and nine months ended September 30, 2026 compared to the same periods last year, Segment Adjusted EBITDA related to our Refinery segment increased due to the Parkland Acquisition.
Liquidity and Capital Resources
Parent Company Only
The principal source of SunocoCorp’s cash flow is distributions we receive from our investment in Sunoco Class D Units. The amount of cash that Sunoco distributes to its unitholders, including SunocoCorp, each quarter is based on earnings from its business activities and the amount of available cash, as discussed below.
For a two year period beginning on October 31, 2025 and ending December 31, 2027 (the “Equalization Period”), Sunoco will ensure that SunocoCorp has cash necessary and sufficient to pay distributions on each SunocoCorp common unit in an amount equal to 100% of the distributions paid by Sunoco on each Sunoco common unit during such period.
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
As of September 30, 2026, we had $760 million of cash and cash equivalents on hand and borrowing capacity of $2.30 billion on the Credit Facility. The Partnership was in compliance with all financial covenants at September 30, 2026. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2026; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings, excluding the impacts of non-cash items and changes in operating assets and liabilities (net of effects of acquisitions and divestitures). Non-cash items include recurring non-cash expenses, such as depreciation, amortization and accretion expense and non-cash unit-based compensation expense. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuel tax and rent.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Net cash provided by operating activities during 2026 was $2.25 billion compared to $800 million for 2025, and net income was $1.35 billion for 2026 and $430 million for 2025. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2026 primarily consisted of net changes in operating assets and liabilities of $316 million and non-cash items totaling $465 million.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, amortization and accretion of $848 million and $469 million, respectively, non-cash unit-based compensation expense of $20 million and $14 million, respectively, favorable inventory valuation adjustments of $445 million and $31 million, respectively, loss on extinguishment of debt of $2 million and $31 million, respectively, loss on disposal of assets and impairment charges of $12 million and $4 million, respectively, amortization of deferred financing fees of $25 million and $20 million, respectively, and deferred income tax expense of $54 million and $2 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $120 million and $103 million in 2026 and 2025, respectively. In 2026, we recognized a $94 million loss on foreign currency exchange due to our foreign operations.
Cash provided by operating activities included cash distributions received from unconsolidated affiliates that were deemed to be paid from cumulative earnings, which distributions were $120 million in 2026 and $156 million in 2025.
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
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Net cash used in investing activities during 2026 was $920 million compared to $594 million in 2025. Capital expenditures for 2026 were $579 million compared to $418 million for 2025. In 2026, we paid $194 million for the acquisition of TanQuid, $75 million for the acquisition of Delta and $87 million in cash for other acquisitions. In 2025, we paid $189 million in cash for other acquisitions. Proceeds from disposal of property, plant and equipment were $11 million for 2025.
In 2026 and in 2025, we paid $40 million and $57 million in cash contributions to unconsolidated affiliates, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $55 million and $59 million for 2026 and 2025, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Net cash used in financing activities during 2026 was $1.46 billion compared to net cash provided by financing activities of $2.94 billion in 2025.
During the nine months ended September 30, 2026, we:
•borrowed $1.20 billion and repaid $1.88 billion in senior notes;
•borrowed $2.92 billion and repaid $2.81 billion under the Credit Facility;
•paid $15 million in loan origination costs;
•paid $729 million in distributions to noncontrolling interests; and
•paid $151 million in distributions to our common unitholders.
During the nine months ended September 30, 2025, we:
•borrowed $2.90 billion and repaid $632 million in senior notes;
•borrowed $2.08 billion and repaid $2.28 billion under the Credit Facility;
•repurchased $75 million principal amount of Series 2011 GoZone Bonds;
•paid $36 million in loan origination costs;
•issued $1.47 billion of Series A Preferred Units; and
•paid $488 million in distributions to predecessor equity, including incentive distributions.
We intend to pay distributions to the holders of our common units on a quarterly basis. SunocoCorp’s primary source of cash flow is its investment in Sunoco Class D Units. The Sunoco Class D Units provide distribution equalization rights, whereby Sunoco shall ensure during the Equalization Period that SunocoCorp shall have cash necessary and sufficient to pay distributions on each SunocoCorp common unit for each quarter during the Equalization Period in an amount equal to 100% of the distributions paid by Sunoco on each Sunoco common unit during such quarter. For the quarter ended September 30, 2026, the Company declared a cash distribution of $1.0148 to be paid on November 19, 2026 to unitholders of record as of November 6, 2026.
Capital Expenditures
For the nine months ended September 30, 2026, total capital expenditures on an accrual basis were $638 million, which included $352 million for growth capital and $286 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $40 million for growth capital and $8 million for maintenance capital.
We currently expect to spend between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital for the full year 2026. These amounts include the Partnership's proportionate share for joint ventures.

Description of Indebtedness
Our consolidated debt obligations, all of which are attributable to Sunoco or its subsidiaries, consisted of the following:

	September 30, 2026	December 31, 2025
Credit Facility	$111	$—
6.000% senior notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (1)	—	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027 (2)	550	550
5.875% senior notes due 2027 (2)	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028 (1)	—	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	383	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	597	233
Net unamortized premiums, discounts and fair value adjustments	—	2
Deferred debt issuance costs	(80)	(83)
Total debt	13,163	13,389
Less: current maturities	7	17
Total long-term debt, net	$13,156	$13,372
(1)    These senior notes were redeemed during the nine months ended September 30, 2026. See additional information under “Recent Transactions.”
(2)     As of September 30, 2026, $1.05 billion aggregate principal amount of senior notes due before September 30, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In August 2026, the Partnership redeemed all of its outstanding 6.000% CAD senior notes due 2028.
Credit Facility
As of September 30, 2026, the Partnership had $111 million outstanding borrowings on the Credit Facility, which matures on June 17, 2030, and $84 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of September 30, 2026 was $2.30 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2026 was 4.35%. The Partnership was in compliance with all financial covenants as of September 30, 2026.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period. As of September 30, 2026, this facility had no outstanding borrowings. On October 8, 2026, pursuant to a payoff letter with PNC Bank, National Association, as administrative agent, the receivables financing agreement and the related transaction documents were terminated and all related security interests and liens were released.
Critical Accounting Estimates
The Company's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2026, we had $398 million of variable rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of approximately $4 million annually.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

		Notional Amount Outstanding
Term	Type (1)	September 30, 2026
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$216
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with the Partnership's acquisition of TanQuid in 2026, with a notional amount of €191 million ($216 million).
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2026, we held approximately $1.80 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, “positions”) to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Company had derivative positions on 4.5 million barrels with an aggregate unrealized gain of $23 million at September 30, 2026, for which an assumed hypothetical 10% change in the underlying price of the commodity would result in an impact of approximately $47 million to pre-tax income, excluding any offsetting impact to the inventory that is economically hedged by these open positions.

Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of September 30, 2026, the Partnership did not have any outstanding foreign currency derivatives.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 13 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
Sunoco LP, Aloha Petroleum and other Energy Transfer affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. In May 2026, the Hawaii state circuit court denied the defendants’ motion to stay the City and County of Honolulu proceedings pending the U.S. Supreme Court’s decision in Suncor Energy Inc. v. Board of County Commissioners of Boulder County, which was argued on October 5, 2026, and concerns whether federal law precludes state-law claims of this type. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco intends to vigorously defend the subject claims.
Item 1A. Risk Factors
The following is an update to a risk factor that we previously disclosed that should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, as updated by Exhibit 99.1 to our current report on Form 8-K12B filed on July 6, 2026.
The TXSE does not require a “controlled company” like us to comply with certain of its corporate governance requirements.
Our common units are listed on the TXSE. Because we are considered a “controlled company” for purposes of the TXSE listing rules and corporate governance standards, the TXSE does not require us to have a majority of independent directors on SunocoCorp Manager's board of directors, or to establish a compensation committee, or a nominating and corporate governance committee. The TXSE also excludes “controlled companies” from a number of its other corporate governance requirements applicable to certain other entities. Accordingly, unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the TXSE corporate governance requirements.

Item 6. Exhibits

Exhibit No.	Description

Sunoco LP

2.1	Plan of Conversion of Sunoco LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K12B (File Number 001-35653) filed by Sunoco LP on July 6, 2026)

SunocoCorp LLC
2.1
Plan of Conversion of SunocoCorp LLC, dated as of July 2, 2026 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K12B (File Number 001-42928) filed by the registrant on July 6, 2026)

3.1
Certificate of Formation of SunocoCorp LLC, dated as of July 2, 2026 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K12B (File Number 001-42928) filed by the registrant on July 6, 2026)

3.2
Company Agreement of SunocoCorp LLC, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K12B (File Number 001-42928) filed by the registrant on July 6, 2026)

Sunoco LP

3.3
Certificate of Formation of Sunoco LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K12B (File Number 001-35653) filed by Sunoco LP on July 6, 2026)

3.4
Agreement of Limited Partnership of Sunoco LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K12B (File Number 001-35653) filed by Sunoco LP on July 6, 2026)

4.1
Indenture, dated as of March 9, 2026, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by Sunoco LP on March 9, 2026)

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

101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SunocoCorp LLC

	By	SunocoCorp Management LLC, its managing member

Date: November 5, 2026	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer
(In his capacity as principal accounting officer)